Form 10KSB
period 1999-10-31
INDUSTRIAL RUBBER INNOVATIONS INC
filed 2000-08-11
CIK 1091882

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                    FORM  10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                  FOR  THE  FISCAL  YEAR  ENDED  OCTOBER  31,  1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _______________  to  _______________.


                          COMMISSION  FILE  NUMBER  O-26835

                        INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
            (Exact  name  of  registrant  as  specified  in  its  charter)



                       FLORIDA                           91-1922981
              (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)          Identification No.)


                4609 NEW HORIZON BOULEVARD, UNIT 8
                   BAKERSFIELD, CALIFORNIA                  93313
             (Address of principal executive offices)     (Zip Code)

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE    (661)  833-8188


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     No   X.
                                                               -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its  most  recent  fiscal year.     $93,437

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $306,609, based on the closing price of $0.04 for the common stock on July 24, 2000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 24, 2000, there were 7,895,227 shares of common stock, par value $0.001, issued and outstanding.


     DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__

                      INDUSTRIAL  RUBBER  INNOVATIONS,  INC.

                              TABLE  OF  CONTENTS
                              -------------------


                                     PART  I

Item  1          Description  of  Business.

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item  6          Management's  Discussion  and  Analysis  or Plan or Operations.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with  Section 16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                    PART  I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend,"
"plan,"  "believe,"  "estimate,"  "consider"  or  similar  expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

Industrial Rubber Innovations, Inc. develops, manufactures, and markets specialty synthetic rubber molded products from its synthetic rubber compounds. Described simplistically, the Company manufactures a rubber compound in bulk which has the ability to withstand friction, heat, and wear-and-tear better than the competition. The bulk product is custom molded, either by the Company or by a third party who purchases the compound in bulk from the Company, into products for the end-user. Until August 1999, the Company marketed and sold its existing inventory of its sole product, IRI-500. Beginning in August 1999, the Company began producing its new product, VeratonJ, whose characteristics substantially exceed those of IRI-500. The Company's has now exhausted its existing inventory of IRI-500, and is focusing its manufacturing and marketing efforts entirely on the Veraton product line. The Company was organized as a Florida corporation on August 7, 1986 and is currently based in Bakersfield, California.

On April 26, 1999, the Company, which at the time was designated EPL Ventures Corp., a Florida corporation, acquired all of the outstanding common stock of Industrial Rubber Innovations, Inc., a Nevada corporation, in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition has been treated as the acquisition of EPL by IRI-Nevada. As part of the acquisition, EPL changed its name to Industrial Rubber Innovations, Inc. Immediately prior to the acquisition, and following the effectiveness of a 1-for-5 reverse stock split which was part of the acquisition, EPL had 3,444,000 shares of common stock outstanding.

As part of EPL's reorganization with IRI-Nevada, EPL issued 3,800,000 shares of its common stock to the shareholders of IRI-Nevada in exchange for 3,800 shares of IRI-Nevada common stock. In addition, the Company issued warrants, exercisable until May 1, 2001 and containing registration rights, to purchase an aggregate of 2,000,000 shares of its common stock, one-half at an exercise price of $0.50 and one-half at an exercise price of $0.75, to the IRI-Nevada shareholders (800,000 of the warrants have since been cancelled). EPL had no significant operations prior to the merger.

Prior to the reorganization, the business of IRI-Nevada was operated for a period of at least three years as a proprietorship owned by Steven Tieu, a Director of the Company. The company was engaged in a limited amount of business activity, primarily the sale in the United States of a small amount of its IRI-500 product which was manufactured by contract-manufacturers in China. The Company's current business plan is primarily an expansion of its sales efforts in the United States, the introduction of a new and improved Veraton product line, and the manufacture of its products in the United States.

The Company's chartered accountants have stated in their report included in this Form 10-SB that unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. As stated in Item 3 - Plan of Operation, the Company is currently seeking additional financing to fund its operations until it reaches a level of profitability. If the Company is successful in obtaining such financing and reaching profitability, it believes that its certified public accountants would not issue a going concern opinion in its upcoming Fiscal Year 2000 report. However, there can be no assurances that the Company will be able to raise sufficient capital to meet its needs. If the Company is not successful in raising the necessary capital, then the Company believes that its independent certified public accountants would issue an opinion with a similar going concern modification regarding the Company's financial condition.

BUSINESS  OF  ISSUER

There are two types of rubber: natural rubber and synthetic rubber. According to 1998 statistics, synthetic rubber accounted for approximately sixty percent (60%) of the world rubber production, while natural rubber accounted for forty percent (40%) of the market. Fifty percent (50%) of the world's synthetic rubber production is from the United States and Europe.

Natural rubber deteriorates when exposed to the heat, pressure, and corrosive chemicals encountered in many applications. The synthetic rubber industry produces rubber compounds and products that have substantially expanded rubber capabilities. These synthetic rubber attributes, developed in numerous classes of synthetic rubber compounds, are used extensively in aerospace and defense, construction, chemical processing, refineries, oil and gas recovery, and the semiconductor industry. Major research efforts are directed at, among other things, continuing to improve the ability of synthetic rubber to withstand applications in increasingly hostile environments.

Under the terms of a royalty-free license agreement with Century Rubber, LLC which gives the Company the exclusive right to manufacture, market, sell and distribute products using a proprietary rubber compound formula, the Company develops, manufactures, and markets specialty synthetic rubber molded products. Under the terms of the license, the Company has the unrestricted right to manufacture, market, sell, and distribute worldwide all products made from or derived from the licensed formula for an indefinite period of time. The Company also has an option to acquire a license for all new and future formulas and/or products developed by Century Rubber, LLC on terms to be individually negotiated, as well as a right of first refusal to match the terms of any license agreements negotiated by Century Rubber, LLC. The license is for an indefinite period, unless terminated by Century Rubber, LLC due to a breach of the Agreement by the Company. The members of Century Rubber, LLC are Messrs. Foran and Tieu, and Ms. Sheo, each a present member of the Company's management. The proprietary formula which is the subject of the license was transferred to Century Rubber, LLC by the above identified individuals, then licensed to the Company, as a method of protecting its proprietary nature from creditors and competitors. See "Patents, Trademarks, Licenses". As a result of the transaction, there exists a potential conflict of interest between Century Rubber, LLC, the Company, and the members of the Company's management who are members of Century Rubber, LLC in that a dispute may arise concerning the terms of the license agreement or its termination, and the interests and objectives of the Company may be different than the interests and objectives of the members of Century Rubber, LLC.

The attributes of the Company's initial synthetic rubber product IRI-500, used in oil and gas production wells such as packing, rings, and cones, include unusual resistance to heat, wear, and oils. In its production process, the Company blends readily available raw materials to produce the required product characteristics. The raw rubber material is then molded into a specific product. The Company's products have been used primarily in the top of wells in the oil and gas recovery industry, and products manufactured from the IRI-500 product line continue to outperform products made from competitive synthetic rubbers. The Company sold all of its inventory of IRI-500 product, and has now begun marketing its new VeratonJ product line.

The Company's new product line, VeratonJ, will substantially extend the capabilities of the Company's product line beyond that of products manufactured with IRI-500. Based on preliminary test results, Veraton appears to exceed many of the high performance characteristics of DuPont's top perfluoroelastomer, KalrezJ when compared to statistics found at Dupont's website. Applications using KalrezJ are among the most demanding and highest priced synthetic rubber products. The Company began producing Veraton in August 1999.

DISTRIBUTION  METHODS

The Company intends to market and distribute its products through a combination of direct sales to customers currently known by management and the use of outside distributors.

In June 1999, the Company entered into a non-exclusive agreement with Petro-Rep Co., an oil field supply company located in Kern County, California, to market the Company's products. Under the terms of the Petro-Rep agreement, Petro-Rep will receive up to 60,000 shares of the Company's common stock over a period of twelve (12) months if the agreement is not earlier terminated. In addition, Petro-Rep can earn additional shares of the Company's common stock based on achieving certain sales levels, plus Petro-Rep has an option to purchase 50,000 shares of common stock at $1.00 per share during the first year of the agreement. Finally, Petro-Rep will receive a commission of up to 20% of sales, depending on the exact terms of each individual sale. Petro-Rep will be reimbursed for expenses incurred on behalf of the Company. Included in the agreement are sales projections provided by Petro-Rep, which are $350,000 in year 1, $600,000 in year 2, and $1,000,000 in year 3 of the agreement. As of the date hereof, Petro-Rep has not been responsible for the sale of any of the Company's products.

In June 1999, the Company entered into an agreement with Gencon Capital Resources, Ltd. which provides Gencon with the exclusive distributorship rights for the Company's products in Canada. Specific compensation to Gencon is not included in the agreement and will be negotiated on a case-by-case basis depending on market conditions at the time of sale. It is anticipated by Gencon that they will generate revenues to the Company of $1,000,000 in the first year of the agreement and $2,000,000 in the second year of the agreement. As of the date hereof, Gencon has not been responsible for the sale of any of the Company's products.

In July 1999, the Company entered into an agreement with Shenzhen Yujiang Trade Limited which provided Shenzhen with the exclusive distributorship rights for the Company's products in China. Specific compensation to Shenzhen is not included in the agreement and will be negotiated on a case-by-case basis depending on market conditions at the time of sale. As part of the agreement Shenzhen anticipates that they will generate revenues to the Company of $600,000 in the first year of the agreement, $1,200,000 in the second year of the agreement, and $2,500,000 in the third year of the agreement. As of the date hereof, Shenzhen has not been responsible for the sale of any of the Company's products.

COMPETITION

The  Synthetic  Rubber  Industry  as  a  Whole

The synthetic rubber industry is primarily made up of large, industrial chemical companies located throughout the world. The industry is capital intensive for both production and research and development. Most of the competitive companies have substantially greater financial resources than the Company, and typically a significant portion of their revenues are reinvested into research and development. In addition, many competitive companies have historic business relationships with their customers or have some form of mutual ownership or financial relationships.

The Company intends to establish itself as a manufacturer of high end, high performance synthetic rubber products that can be used in many of today's demanding process and environmental applications. It is a highly competitive market. The Company does not intend to compete in the high volume segment of the industry, where price, capacity, and production efficiencies control the marketplace. Instead, the Company intends to differentiate itself by offering custom molded products with superior characteristics at a price comparable to the current competition. The Company has reviewed publicly available information and performed internal research on the characteristics of competitor's products, and believes that their products will outperform the competition's products in many areas, including resistance to heat and wear. The Company's plans can be described in two phases:

- Phase I. The Company plans to equip its manufacturing facility and be in production of its oil field-related products during the third and fourth quarter of 2000.

- Phase II. Following the implementation of Phase I, the Company intends to install an on-site testing laboratory, allowing the Company to complete and enhance testing on future products for a variety of industries, not just the oil field-related industries.

Because the Company has the exclusive right to use proprietary formulas provided to it by Century Rubber, LLC, the Company believes that no competitor can produce products which match the characteristics of their products. By offering superior products to the current competition, at substantially similar prices, the Company believes it can achieve and maintain profitability within the industry.

Major competitors include DuPont, which manufactures synthetic rubber compounds known as VitonJ and KalrezJ.

Oil  and  Gas  Well  Producers

In contrast to the synthetic rubber industry as a whole, the oil and gas industry uses large volumes of high performance rubber products and is extremely fragmented. In most cases, petroleum companies have ceased to stock parts inventories for their field operating leases, and the parts inventory function has fallen to stocking distributors. Although there is powerful competition for sales to this industry, the decentralization of the buying decision to the lease engineer and the ability to sell to stocking distributors who will market the product based on its capabilities creates an opportunity for the Company to generate sales. For these reasons, this market is currently the Company's primary target.

The five largest competitors currently selling molded rubber products for oil and gas production wells in California are Skinner Brothers, Ratigan, Huber, Utex, and E.M. Berry.

RAW  MATERIALS  AND  PRINCIPAL  SUPPLIERS

The Company uses readily available chemicals and carbon black in the production of its rubber compounds. The chemicals are manufactured by several of the world's large chemical companies in plants located in the United States and in other countries. These manufacturers include Dow, Chevron and Mobil, and are available in most countries through various distributors.

DEPENDENCE  ON  KEY  CUSTOMERS

The Company is not dependent presently on any one or several customers for the sale of its rubber compound. Sales of its products are primarily to many individual oil and gas well operators who are not dependent on their parent companies for the purchase decision.

PATENTS,  TRADEMARKS,  LICENSES

The Company's products are currently made from a formula made available to the Company through a royalty-free license agreement with Century Rubber, LLC, whose principal members include present and former members of the Company's management, namely David H. Foran, Steven Tieu, and Nancy Sheo. See "Certain Relationships and Related Transactions". Under the terms of the license, the Company has the unrestricted right to manufacture, market, sell, and distribute worldwide all products made from or derived from the licensed formula for an indefinite period of time. The Company also has an option to acquire a license for all new and future formulas and/or products developed by Century Rubber, LLC on terms to be individually negotiated, as well as a right of first refusal to match the terms of any license agreements negotiated by Century Rubber, LLC.

The Company currently makes its facilities available and provides office space to Century Rubber, LLC without charge, but does not otherwise contribute financially to the research and/or development of formulas by Century Rubber, LLC. The Company does not charge Century Rubber, LLC for the use of their facilities or office space, estimated to have a market value of between $250 and $500 per month, because management believes that having Century Rubber performing their research within a reasonable distance of the Company provides a mutually beneficial working relationship. In the future, the Company may enter into agreements with Century Rubber, LLC which provide for the payment or reimbursement of certain expenses and other research and development costs in exchange for license rights.

Neither Century Rubber, LLC nor the Company generally relies upon patent protection for their formulas and/or products, believing instead that treating them as trade secrets affords better protection. To date, competitors have been unable to reverse engineer the chemical composition of the Company's IRI-500 or VeratonJ products. Based on the chemical reactions that take place during the proprietary mixing phase of production, Management believes that there is a very small likelihood that the trade secrets will ever be reverse engineered. There can be no assurance that competitors of the Company do not have competing patents which may preclude certain aspects of the Company's formulas or designs, that competitors may reverse engineer and create competitive products to those of the Company or that other technological protection can be obtained for the Company's products. No assurance can be given that patents will be granted on future patent applications. The Company has one trademark application pending, that for the trade name "Veraton".

GOVERNMENTAL  APPROVALS  AND  REGULATION

The Company is currently conducting an assessment of the federal, state and local regulations to which it is subject. The Company has had several meetings with the City of Bakersfield to assist in making this determination.

The Company believes it is in compliance with federal, state and local regulations with respect to environmental protection. The Company does not anticipate that costs of compliance with such regulations will have a material effect on its capital expenditures, earnings or competitive position.

RESEARCH  AND  DEVELOPMENT

During the past twelve months, substantial improvements have been made to the rubber compounds developed by the Company. These improvements are a result of continued testing by the Company after using its licensed formula to create sample products. These testing and modification efforts have resulted in a rubber compound capable of withstanding continuous temperatures of up to 1,000 degrees Fahrenheit. The product development efforts have led to the addition of capabilities to withstand corrosive materials, such as Silicone Oil. Other product development efforts have resulted in VeratonJ compound characteristics that include resistance to radiation.

As a result of its license with Century Rubber, LLC, the Company has not engaged in a significant amount of research and development to date, other than the testing described above. All of the research efforts have been undertaken by Century Rubber at no direct cost to the Company. As such, no research and development costs have been directly borne by customers. Although not currently contemplated by the Company, it may undertake significant research and development projects in the future.

COST  OF  COMPLIANCE  WITH  ENVIRONMENTAL  REGULATIONS

The Company's manufacturing facility in Bakersfield, California is located in an area zoned appropriately for the mixing of chemicals and carbon black. Other than requirements for the handling and storage of chemicals, the only manufacturing requirements that must be addressed by the Company is installation of an air filtration system in its manufacturing facility, expected to cost approximately $50,000.

NUMBER  OF  EMPLOYEES

As of July 12, 2000, the Company employed approximately 5 people on a full time basis. Of these 5 employees, three are executive officers of the Company. See "Directors, Executive Officers, Promoters and Control Persons". The remaining 2 are an administrative support staff person and a physical plant worker.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

On June 3, 1999, the Company entered into a lease for an approximately 29,300 square foot facility located at 6801 McDivitt Drive, Bakersfield, California 93313. The lease term begins on September 1, 1999 and is effective through August 31, 2004. The monthly base rent shall be equal to $8,500 in year one, $8,775 in year two, $9,038 in year three, $9,309 in year four, and $9,589 in year five of the lease. Under the terms of the lease, the Company has a right of first refusal to purchase the premises and an option to renew the lease for an additional five (5) year term beginning at $9,877 per month and increasing at the end of each twelve (12) month period at a rate of 3% per annum. In January, 2000, the Company entered into an agreement with its landlord whereby upon re-leasing the premises to a new tenant, and upon receipt by the landlord of an aggregate of 25,000 shares of common stock of the Company, the landlord would release the Company from any back rents owed, and from its future obligations under the lease, as long as the new tenant continued to make payments in a timely manner. A new tenant has occupied the McDivitt Drive premises and has paid the rent as due.

The Company currently sublets office space at 4609 New Horizon Boulevard, Unit 8, Bakersfield, California 93313 from David Foran, the Company's Chief Financial Officer, pursuant to a month-to-month arrangement at a monthly rent of $1,325. This is the same rate that Mr. Foran pays under the terms of the master lease.

ITEM  3  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

                                PART  II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The following table sets forth the high and low bid prices for shares of the Company's common stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On November 21, 1997, the Company's common stock began listing on the NASDAQ exchange under the trading symbol EPLV. Effective on April 27, 1999, the trading symbol for the Company's common stock changed to IRIB.


                                       BID  PRICES
      YEAR     PERIOD                HIGH      LOW
     -----     ------                ----     ----


     2000     First  Quarter  (1)     .09      .02
              Second Quarter  (1)     .09      .02

     1999     First  Quarter          .07      .06
              Second Quarter         1.94     1.00
              Third  Quarter         1.47     0.36
              Fourth Quarter         0.49     0.14

     1998     First  Quarter         5.19     3.90
              Second Quarter         3.62     2.12
              Third  Quarter          .44      .06
              Fourth Quarter          .10      .06

(1) During the first and second quarter of 2000, the Company's securities were traded on the "pink sheets". Because of the lack of accurate information for securities traded on the pink sheets, the high and low prices reflected herein are only estimates.

Pursuant to NASD Eligibility Rule 6530 (the "Rule") issued on January 4, 1999, issuers who do not make current filings pursuant to Sections 13 and 15(d) of the Securities Act of 1934 are ineligible for listing on the NASDAQ Over-the-Counter Bulletin Board. Pursuant to the Rule, issuers who are not current with such filings are subject to de-listing pursuant to a phase-in schedule depending on each issuer's trading symbol as reported on January 4, 1999. The Company's trading symbol on January 4, 1999 was EPLV. Therefore, pursuant to the phase-in schedule, the Company was de-listed in November, 1999.

The Company is not currently in compliance with the Rule, and in the past, has not made filings pursuant to Sections 13 and 15(d) of the Securities Act of 1934. The Company has filed this Registration Statement on Form 10-SB in order to become a "reporting" company and therefore comply with the Rule. Quotation of the Company's securities was removed from the OTCBB on November 18, 1999, and will remain removed until such time as the Securities and Exchange Commission ("SEC") has reviewed the Company's Form 10-SB and has stated that it has no further comments Once the Company has complied with the Rule, it will once again become eligible for listing on the NASDAQ Over-the-Counter Bulletin Board and will seek to be reinstated on the NASDAQ Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the common stock of the company as of the close of business on June 12, 2000 was approximately 90. Many of the shares of the Company's common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Prior  to  the  merger  of  EPL  and  IRI

In connection with a private offering of securities which was made by the Company in January 1998, the Company sold an aggregate of 2,200,000 units to sixteen (16) purchasers under Rule 504 of Regulation D of the Securities Act of 1933. Each Unit contained one (1) share of common stock and one (1) common stock purchase warrant. The Warrants were exercisable for a period of one year from the date of issuance at a price of $1.00 per share. Each Unit was sold at a price of $0.25 per unit, resulting in net proceeds to the Company of $550,000.

In connection with the exercise of the Warrants, an aggregate of 500,000 shares of common stock was issued to three (3) existing shareholders in February 1998, resulting in net proceeds to the Company of $500,000. The issuance was exempt from registration under Rule 504 of Regulation D in accordance with the sale of the Units in January 1998.

In connection with the exercise of the Warrants, an aggregate of 20,000 shares of common stock was issued to one (1) existing shareholder in May 1998, resulting in net proceeds to the Company of $20,000. The issuance was exempt from registration under Rule 506 of Regulation D.

In connection with a private offering of securities which was made by the Company in April 1999, the Company sold an aggregate of 13,500,000 shares of common stock to ten (10) accredited investors under Rule 504 of Regulation D of the Securities Act of 1933. Each share was sold at a price of $0.04 per share, resulting in net proceeds to the Company of $540,000.

Subsequent  to  the  merger  of  EPL  and  IRI

On April 26, 1999, the Company, which at the time was designated EPL Ventures Corp., a Florida corporation, acquired all of the outstanding common stock of Industrial Rubber Innovations, Inc., a Nevada corporation, in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition has been treated as the acquisition of EPL by IRI-Nevada. As part of the acquisition, EPL changed its name to Industrial Rubber Innovations, Inc. Immediately prior to the acquisition, and following the effectiveness of a 1-for-5 reverse stock split which was part of the acquisition, EPL had 3,444,000 shares of common stock outstanding. As part of EPL's reorganization with IRI-Nevada, EPL issued 3,800,000 shares of its common stock to the shareholders of IRI-Nevada in exchange for 3,800 shares of IRI-Nevada common stock (1,420,000 of the shares issued have since been cancelled and returned to the Company's treasury). In addition, the Company issued warrants to purchase an aggregate of 2,000,000 shares of its common stock to the IRI-Nevada shareholders (800,000 of the warrants have since been cancelled). All of the issuances were exempt under
Section  4(2)  of  the  Securities  Act  of  1933.

On June 1, 1999, pursuant to a verbal agreement with an investor in IRI-Nevada prior to its merger with EPL Ventures Corp., the Company issued to Pegasus Consulting, an accredited investor, warrants to acquire 9,333 shares of common stock at a price of $0.75 per share, exercisable until June 1, 2000. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

On January 18, 1999, IRI-Nevada entered into a loan agreement with Gencon Investments, Ltd., an accredited investor, whereby Gencon loaned to IRI-Nevada the sum of $37,500. In accordance with the terms of the agreement, on May 25, 1999, the Company issued to Gencon warrants to acquire 50,000 shares of common stock at a price of $0.75 per share, exercisable until May 21, 2000. In addition, and in accordance with the terms of the agreement, on May 25, 1999 the Company issued to two Gencon affiliates, Gordon Reid and Robert Dent, warrants to acquire 100,000 shares and 150,000 shares, respectively, of common stock at a price of $0.75 per share, exercisable until May 21, 2000. All of the issuances were exempt under Section 4(2) of the Securities Act of 1933.

In July 1999, the Company issued an aggregate of 30,000 shares of common stock, restricted in accordance with Rule 144, to MRC Legal Services Corporation and one of its employees as payment for certain services rendered. The issuance was exempt from registration under Section 4(2) and Rule 506 of Regulation D.

In September 1999, the Company issued an aggregate 256,227 shares of common stock, restricted in accordance with Rule 144, to three (3) accredited investors in exchange for an aggregate of $166,000. The issuance was exempt from registration under Rule 506 of Regulation D.

In October 1999, the Company issued 70,000 shares of common stock, restricted in accordance with Rule 144, to one (1) accredited investor in settlement of a dispute. The issuance was exempt from registration under Rule 506 of Regulation D.

In January and March 2000, the Company issued an aggregate of 90,000 shares of common stock, restricted in accordance with Rule 144, to three (3) accredited investors in exchange for an aggregate of $20,000. The issuance was exempt from registration under Rule 506 of Regulation D.

In June 2000, the Company issued an aggregate of 1,600,000 shares of common stock, restricted in accordance with Rule 144, to a single accredited investor in exchange for aggregate consideration equal to $112,000. The issuance was exempt from registration under Rule 506 of Regulation D.

ITEM  6  -  PLAN  OF  OPERATION

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

The Company's prior full fiscal year ending October 31, 1998 is not indicative of the Company's current business plan and operations. During the periods ending October 31, 1997 and October 31, 1998, the Company had no revenues and was in its development stages. For the fiscal year ended October 31, 1999, the Company had very limited revenues and continued in its development stages. After the Company's merger with IRI-Nevada, as previously discussed, the current business plan was implemented. Therefore, this plan of operation will focus on the Company's current business plan and operations. For information concerning the Company's prior full fiscal years, the Company refers the reader to the financial statements provided herewith.

Industrial Rubber Innovations, Inc. develops, manufactures, and markets specialty synthetic rubber molded products from its synthetic rubber compounds. Described simplistically, the Company manufactures a rubber compound in bulk which has the ability to withstand friction, heat, and wear-and-tear better than the competition. The bulk product is custom molded, either by the Company or by a third party who purchases the compound in bulk from the Company, into products for the end-user. Until August 1999, the Company marketed and sold its existing inventory of its sole product, IRI-500. Beginning in August 1999, the Company began producing its new product, VeratonJ, whose characteristics substantially exceed those of IRI-500. The Company has now exhausted its existing inventory of IRI-500, and is focusing its manufacturing and marketing efforts entirely on the Veraton product line. The Company was organized as a Florida corporation on August 7, 1986 and is currently based in Bakersfield, California.

On April 26, 1999, the Company, which at the time was designated EPL Ventures Corp., a Florida corporation, acquired all of the outstanding common stock of Industrial Rubber Innovations, Inc., a Nevada corporation, in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition has been treated as the acquisition of EPL by IRI-Nevada. As part of the acquisition, EPL changed its name to Industrial Rubber Innovations, Inc.

Prior to the reorganization, the business of IRI-Nevada was operated for a period of at least three years as a proprietorship owned by Steven Tieu, a Director of the Company. The company was engaged in a limited amount of business activity, primarily the sale in the United States of a small amount of its IRI-500 product which was manufactured by contract-manufacturers in China. The Company's current business plan is primarily an expansion of its sales efforts in the United States, the introduction of a new and improved Veraton product line, and the manufacture of its products in the United States.

In order to fulfill orders for products, the Company is currently using its existing supply of products in inventory, which is manufactured under contract in China. During the next twelve months, the Company intends to equip its newly leased facility with the necessary equipment to begin manufacturing its products in Bakersfield. Once fully operational, it is anticipated that the manufacturing facility will employ approximately 12 - 15 people on a full time basis.

Liquidity

The Company currently has a minimal amount of capital available to it and anticipates the need for at least $1,000,000 during the next twelve months to be used for working capital purposes, marketing, and to acquire equipment. It is anticipated that the Company will undertake a private placement of its common stock in order to raise the necessary capital. In the event that the Company is unable to raise the necessary capital, its ability to manufacture and market its products will be severely limited, and its financial results will be materially harmed.

The Company was previously the owner of record of an investment interest in Savant Biomedical, Inc. The Savant interest was acquired by the Company for $850,000 in fiscal year 1998, prior to the merger transaction with Industrial Rubber Innovations, Inc. In March 1999, the Company entered into an agreement with Co-Victory Capital Ltd. ("Co-Victory") to sell all of its investment in Savant as well as a debenture receivable from Savant for total proceeds of $800,000. In July 1999, the Company entered into an Escrow Agreement with
Co-Victory and various other parties wherein the parties transferred their investment of 1,519,000 shares of the Company to an escrow agent, who is responsible for the sale of those shares on behalf of Co-Victory and the various other parties. The proceeds from the sale of the shares by the escrow agent will compromise the total proceeds to be received by the Company from the sale of its investment in Savant and the debenture receivable. As at October 31, 1999, the Company has written-off its investment in Savant and has written-down its investment in the debenture receivable to $117,800, based on the estimated proceeds from the sale of the shares of the Company by the escrow agent.

It is not currently contemplated that the Company will perform any substantial product research or development during the next twelve months.

The Company's chartered accountants have stated in their report included in this Form 10-SB that unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. As stated in Item 3 - Plan of Operation, the Company is currently seeking additional financing to fund its operations until it reaches a level of profitability. If the Company is successful in obtaining such financing and reaching profitability, it believes that its certified public accountants would not issue a going concern opinion in its upcoming Fiscal Year 2000 report. However, there can be no assurances that the Company will be able to raise sufficient capital to meet its needs. If the Company is not successful in raising the necessary capital, then the Company believes that its independent certified public accountants would issue an opinion with a similar going concern modification regarding the Company's financial condition.

Capital  Expenditures

The Company expects to finance the purchase of the equipment necessary to complete its newly leased facility through equipment leasing financing, however the Company is not currently negotiating any terms of said equipment financing.

ITEM  7  -  FINANCIAL  STATEMENTS

The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the acquisition of IRI-Nevada, EPL engaged Barry L. Friedman, P.C., Certified Public Accountants ("Mr. Friedman"), to audit the Company' s financial statements for the year ended December 31, 1996 and the ten month period ended October 31, 1997.

Effective March 11, 1999, Davidson & Company, Chartered Accountants, were engaged by the Company as their principal accountant to audit the Company's financial statements for the period of incorporation on August 7, 1986 to October 31, 1998 and not the ten month period ended October 31, 1997 and the year ended December 31, 1998. There have been no disagreements between Barry L. Friedman, Davidson & Company and Management of the type required to be reported under this Item 8 since the date of their engagement.

                                  PART  III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Other than the relationship between Mr. Tieu, who is the son of Ms. Sheo, there are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                         Age          Positions
----                         ---          ---------

David  H.  Foran             51          Acting President, Chief Financial
                                         Officer, Secretary, Director (1999)

Steven  Tieu                 32          Vice  President of Technical Support,
                                         Director (1999)

Nancy  Sheo                  42          Vice  President  of  Development (1999)

DAVID H. FORAN has been the Company's Chief Financial Officer since April 1999, and was its Acting President from September 30, 1999, when the Company's then-President, John Proulx, resigned until February 15, 2000, when Richard E. Frasch, Jr. became Chief Executive Officer. Mr. Foran has served in numerous financial positions in the mortgage banking industry, including terms with Associates Financial Services from 1970 to 1974, Citibank from 1974 to 1976, Nova Financial Services from 1990 to 1996, and Million Plus Realty from 1996 to 1998. While at Nova Financial Services, Mr. Foran was a Mortgage Consultant responsible for brokering residential and commercial mortgages through banks, life insurance companies, and trust companies. While at Million Plus Realty, Mr. Foran was a Financial Manager responsible for the financing of real estate projects, raising capital, and overall financial management. In addition, Mr. Foran has worked as an independent consultant since 1995, with responsibilities including structuring and funding transactions, and accounting and reporting.

STEVEN TIEU learned rubber development and production at his family's rubber plant in Vietnam, which also manufactured motorcycles for Honda. Since moving to the United States in the 1980's, Mr. Tieu has used his experience, additional education, and training to continue as a proprietor in the rubber industry and in the import-export business. Specifically, from 1990 through 1998, Mr. Tieu was the proprietor of T&T Rubber, which imported rubber from China for distribution in the United States.

NANCY SHEO, Steven Tieu's mother, has been involved in all phases of the Tieu family rubber business since the 1960's. Although she holds no formal higher education degrees, she has years of practical experience in the research and development and use of rubber compounds and the manufacture of rubber products. From 1990 through 1998, Ms. Sheo was an employee and proprietor of T&T Rubber, which imported rubber from China for distribution in the United States.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10  -  EXECUTIVE  COMPENSATION

On May 15, 1999, the Company entered into a two (2) year Employment Agreement with John Proulx, the Company's then-President and CEO, whereby the Company agreed to pay Mr. Proulx an annual salary of $60,000. On September 30, 1999, Mr. Proulx resigned as an officer, director, and employee of the Company for personal reasons, and his employment agreement was terminated.

On May 15, 1999, the Company entered into a two (2) year Employment Agreement with David H. Foran, the Company's then-Chief Financial Officer and Secretary, whereby the Company will pay Mr. Foran an annual salary of $60,000. The Agreement can be terminated at any time for cause, as defined therein, without penalty or severance. The Agreement can be terminated by Mr. Foran at any time for good reason, as defined therein, in which case Mr. Foran would be entitled to one-year's compensation as severance. The Agreement may be terminated by the Company after the first year for good reason, as defined therein, in which case Mr. Foran would be entitled to one-year's compensation as severance.

On May 15, 1999, the Company entered into a two (2) year Employment Agreement with Steven Tieu, the Company's Vice President of Technical Support, whereby the Company will pay Mr. Tieu an annual salary of $60,000. The Agreement can be terminated at any time for cause, as defined therein, without penalty or severance. The Agreement can be terminated by Mr. Tieu at any time for good reason, as defined therein, in which case Mr. Tieu would be entitled to one-year's compensation as severance. The Agreement may be terminated by the Company after the first year for good reason, as defined therein, in which case Mr. Tieu would be entitled to one-year's compensation as severance.

On May 15, 1999, the Company entered into a two (2) year Employment Agreement with Benny Hun, the Company's then-Vice President of Production, whereby the Company agreed to pay Mr. Hunn an annual salary of $60,000. On September 30, 1999, Mr. Hunn resigned as an officer, director, and employee of the Company for personal reasons, and his employment agreement was terminated.

On May 15, 1999, the Company entered into a two (2) year Employment Agreement with Nancy Sheo, the Company's Vice President of Development, whereby the
Company will pay Ms. Sheo an annual salary of $60,000. The Agreement can be terminated at any time for cause, as defined therein, without penalty or severance. The Agreement can be terminated by Ms. Sheo at any time for good reason, as defined therein, in which case Ms. Sheo would be entitled to one-year's compensation as severance. The Agreement may be terminated by the Company after the first year for good reason, as defined therein, in which case Ms. Sheo would be entitled to one-year's compensation as severance.

On February 15, 2000, the Company entered into a two (2) year Employment Agreement with Richard E. Frasch, Jr., the Company's then-Chief Executive Officer. Under the terms of the Agreement, the Company was to pay Mr. Frasch a salary of Six Thousand Dollars ($6,000) per month for the first six months following the effective date thereof, increasing to Seven Thousand Five Hundred Dollars ($7,500) per month thereafter. In addition, Mr. Frasch was to receive warrants to acquire an aggregate of 500,000 shares of the Company's common stock, exercisable until February 15, 2003, at an exercise price of $0.50 per share. The warrants vest at the rate of one-twenty fourth (1/24) per month over the term of the Agreement. The Agreement may be terminated by the Company with thirty (30) days notice, in which event Mr. Frasch would be entitled to receive severance compensation equal to ninety (90) days salary. The Company may also terminate the Agreement during the thirty (30) day period immediately following its first six (6) month period, without severance or penalty, in the event the Company is not successful in obtaining at least $500,000 in financing. Effective on June 15, 2000, Mr. Frasch resigned as an officer, director, and employee of the Company.

On June 3, 1999, the Company's Board of Directors and a majority of its shareholders approved the Industrial Rubber Innovations, Inc. Omnibus Stock Option Plan, effective July 1, 1999. Under the terms of the Option Plan, the Board of Directors has the sole authority to determine which of the eligible persons shall receive options, the number of shares which may be issued upon exercise of an option, and other terms and conditions of the options granted under the Plan to the extent they don't conflict with the terms of the Plan. An aggregate of 750,000 shares of common stock are reserved for issuance under the Plan during the year July 1, 1999 to June 30, 2000. For each subsequent year beginning July 1, 2000, there shall be reserved for issuance under the Plan that number of shares equal to 10% of the outstanding shares of common stock on July 1 of that year. The exercise price for all options granted under the Plan shall be 100% of the fair market value of the Company's common stock on the date of grant, unless the recipient is the holder of more than 10% of the already outstanding securities of the Company, in which case the exercise price shall be 110% of the fair market value of the Company's common stock on the date of grant. All options shall vest equally over a period of five years from the date of issuance. Currently, the Board of Directors has not issued any options under the terms of the Plan.

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended October 31, 1998 and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                           SUMMARY COMPENSATION TABLE

                     Annual  Compensation               Long  Term Compensation
                    ---------------------          ----------------------------
                                                   Awards             Payouts
                                              --------------------   ----------
                                                                                 RESTRICTED    SECURITIES
                                                                   OTHER ANNUAL   STOCK        UNDERLYING   LTIP     ALL OTHER
                                        SALARY         BONUS       COMPENSATION   AWARDS       OPTIONS     PAYOUTS   COMPENSATION
                          YEAR            ($)            ($)             ($)        ($)         SARS (#)     ($)         ($)
NAME AND
PRINCIPAL
POSITION

John Proulx (1)             1998         - 0 -            -0-           -0-         -0-            -0-       -0-         -0-
(President, CEO)          (10/31)


                            1999        22,500            -0-           -0-        - 0 -          - 0 -      -0-         -0-
                          (10/31)


David H. Foran              1998         - 0 -            -0-           -0-         -0-            -0-       -0-         -0-
(Acting President,        (10/31)
 CFO, Secretary)

                            1999        22,500            -0-           -0-        - 0 -          - 0 -      -0-         -0-
                          (10/31)


(1) Mr. Proulx resigned as an officer, director, and employee of the Company effective September 30, 1999.


                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           (INDIVIDUAL GRANTS)



                NUMBER OF SECURITIES   PERCENT OF TOTAL
                UNDERLYING             OPTIONS/SAR'S
                OPTIONS/SAR'S          GRANTED TO                 EXERCISE OF BASE PRICE
                GRANTED (#)            EMPLOYEES IN FISCAL YEAR        ($/SH)                EXPIRATION DATE
NAME
-------------------------------------------------------------------------------------------------------------
John Proulx          - 0 -                   --                           --                     --


David H. Foran       - 0 -                   --                           --                     --


                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FY-END OPTION/SAR VALUES


                                                                      NUMBER OF UNEXERCISED
                                                                     SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN-
                                                                      OPTIONS/SARS AT FY-END   THE-MONEY OPTION/SARS
                SHARES ACQUIRED ON                                            (#)                    AT FY-END ($)
                EXERCISE (#)             VALUE REALIZED ($)         EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
NAME
--------------------------------------------------------------------------------------------------------------------------

John Proulx            -0-                        -0-                       - 0 -                         --


David H. Foran         -0-                        -0-                       - 0 -                         --

COMPENSATION  OF  DIRECTORS

The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth, as of July 12, 2000, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.






                                                    Name and Address of               Amount and Nature
Title of Class                                      Beneficial Owner                  of Beneficial       Percent of Class
--------------                                      ------------------                Ownership          ------------------
                                                                                    -----------------

Common Stock                                       David H. Foran                       210,000 (1)            2.6 %
                                                   4609 New Horizon Drive, Unit 8
                                                   Bakersfield, CA  93313


Common Stock                                       Steven Tieu                          270,000 (2)            3.3 %
                                                   4609 New Horizon Drive, Unit 8
                                                   Bakersfield, CA  93313


Common Stock                                       Nancy Sheo                           250,000 (3)            3.0 %
                                                   4609 New Horizon Drive, Unit 8
                                                   Bakersfield, CA  93313


All Officers and Directors
as a Group (3 Persons)
                                                                                        730,000 (1)(2)(3)      8.7 %


(1) Includes warrants to acquire 100,000 shares of common stock, exercisable until May 1, 2001 at an exercise price of $0.50 per share.

(2) Includes warrants to acquire 200,000 shares of common stock, exercisable until May 1, 2001 at an exercise price of $0.75 per share.

(3) Includes warrants to acquire 200,000 shares of common stock, exercisable until May 1, 2001 at an exercise price of $0.75 per share.


The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On April 26, 1999, the Company, which at the time was designated EPL Ventures Corp., a Florida corporation acquired all of the outstanding common stock of Industrial Rubber Innovations, Inc., a Nevada corporation, in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition has been treated as the acquisition of EPL by IRI-Nevada. As part of the acquisition, EPL changed its name to Industrial Rubber Innovations, Inc. Immediately prior to the acquisition, and following the effectiveness of a 1-for-5 reverse stock split which was part of the acquisition, EPL had 3,444,000 shares of common stock outstanding.

As part of EPL's reorganization with IRI-Nevada, EPL issued 3,800,000 shares of its common stock to the shareholders of IRI-Nevada in exchange for 3,800 shares of IRI-Nevada common stock. In addition, the Company issued warrants, exercisable until May 1, 2001 and containing registration rights, to purchase an aggregate of 2,000,000 shares of its common stock, one-half at an exercise price of $0.50 and one-half at an exercise price of $0.75, to the IRI-Nevada shareholders (800,000 of the warrants have since been cancelled). EPL had no significant operations prior to the merger.

A shareholder of the Company retained the services of Fritz Boudreaux & Associates in approximately May 1999 to perform public relations services. The oral agreement with Fritz Boudreaux & Associates lasted for only one month, and Boudreaux was compensated with 4,000 shares of common stock transferred from that shareholder.

In approximately May 1999, the Company entered into a verbal agreement with Market-Info.com wherein the Company agreed to pay a fee of $1,000, plus an additional $500 per month for each month that the Company's information was available on the Market-Info.com web site. The Company paid a total of $2,500 under the terms of that agreement, which was been terminated.

In approximately May 1999, the Company entered into a verbal agreement with Internetstockmarket.com, wherein the Company agreed to pay a fee of $2,500 per month for each month that the Company's information was available on their website. After the first month, and the resulting $2,500 payment, the Company had its profile removed from the Internetstockmarket.com website.

Effective June 25, 1999, the Company entered into a royalty-free license agreement with Century Rubber, LLC which gives the Company the exclusive right to manufacture, market, sell and distribute products using a proprietary rubber compound formula. Under the terms of the license, the Company has the unrestricted right to manufacture, market, sell, and distribute worldwide all products made from or derived from the licensed formula for an indefinite period of time. The Company also has an option to acquire a license for all new and future formulas and/or products developed by Century Rubber, LLC on terms to be individually negotiated, as well as a right of first refusal to match the terms of any license agreements negotiated by Century Rubber, LLC. The license is for an indefinite period, unless terminated by Century Rubber, LLC due to a breach of the Agreement by the Company. The members of Century Rubber, LLC are Messrs. Foran and Tieu, and Ms. Sheo, each a present member of the Company's management. The proprietary formula which is the subject of the license was transferred to Century Rubber, LLC by the above identified individuals, then licensed to the Company, as a method of protecting its proprietary nature from creditors and competitors. See "Patents, Trademarks, Licenses". As a result of the transaction, there exists a potential conflict of interest between Century Rubber, LLC, the Company, and the members of the Company's management who are members of Century Rubber, LLC in that a dispute may arise concerning the terms of the license agreement or its termination, and the interests and objectives of the Company may be different than the interests and objectives of the members of Century Rubber, LLC.

The Company does not have a conflicts policy and does not anticipate adopting one.

The Company currently sublets office space at 4609 New Horizon Boulevard, Unit 8, Bakersfield, California 93313 from David Foran, the Company's Chief Financial Officer, pursuant to a verbal month-to-month arrangement at a monthly rent of $1,325. This is the same rate that Mr. Foran pays under the terms of the master lease.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS


EXHIBIT  NO.     DESCRIPTION
------------     -----------

*2               Agreement  and  Plan  of  Reorganization  dated  April 12, 1999
*3.1             Articles of Incorporation of Henry Winkler, Inc. Filed August
                 7,  1986
*3.2             Amendment  to  Articles  of Incorporation Filed June 23, 1997
*3.3             Amendment to Articles of Incorporation Filed November 3, 1997
*3.4             Articles  of Merger filed with the Florida Secretary of State on  April  26,  1999
*3.5             Bylaws
*10.1            Loan  Agreement  with Gencon Investments, Ltd. dated January
                 18,  1999
*10.2            License  Agreement  with  Century Rubber, LLC dated June 25,
                 1999
*10.3            Employment  Agreement  for  John  Proulx  dated May 15, 1999
*10.4            Employment  Agreement  for David H. Foran dated May 15, 1999
*10.5            Employment  Agreement  for  Benny  Hun  dated  May  15, 1999
*10.6            Employment  Agreement  for  Steven  Tieu  dated May 15, 1999
*10.7            Employment  Agreement  for  Nancy  Sheo  dated  May 15, 1999
*10.8            Lease  of  Premises  Located  at  6801  McDivitt  Drive,
                 Bakersfield,  CA
*10.9            Omnibus  Stock  Option  Plan  adopted  June  3,  1999
*10.10           Marketing  Consulting  Agreement  with  Petro-Rep  Co.
*10.11           Manufacturer's  Distributorship  Agreement  with  Gencon
                 Capital  Resources  Ltd.
*10.12           Distribution  Agreement with Shenzhen Yujiang Trade Limited
*10.13           Agreement with Co-Victory Capital Ltd. dated March 29, 1999

*10.14           Escrow  Agreement  dated  July  28,  1999
*10.15           Addendum  to  Escrow  Agreement  dated  November  22,  1999
*10.16           Letter  Agreement  with  Olson Farms dated January 13, 2000
*10.17           Letter  Agreement  with  Olson  Farms  dated March 16, 2000
*10.18           Settlement  Agreement  and  Mutual Release with John Proulx dated  January  14,  2000
*10.19           Settlement  Agreement  and  Mutual  Release  with Benny Hun dated  January  14,  2000
*10.20           Sublease  of premises located at 4609 New Horizon Boulevard
*10.21           Employment  Agreement  with  Richard  E.  Frasch, Jr. dated
                 February  15,  2000
*10.22           Stock  Purchase  Agreement with Lin Wei dated June 28, 2000
23.1             Consent  of  Davidson  &  Company,  Chartered  Accountants

_____________
* Incorporated by Reference to the Company's Form 10-SB/A filed on July 20, 2000


     (b)     REPORTS  ON  FORM  8-K

     There  were  no reports on Form 8-K filed during the period of this report.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INDUSTRIAL  RUBBER  INNOVATIONS,  INC.


Date:  August  1,  2000               By:  /s/   David  Foran.
                                           --------------------------
                                           David  Foran
                                           Acting  President

                      INDUSTRIAL RUBBER INNOVATIONS, INC.
                          (FORMERLY EPL VENTURES CORP.)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                OCTOBER 31, 1999

                          INDEPENDENT AUDITORS' REPORT





To  the  Stockholders  and  the  Board  of  Directors
Industrial  Rubber  Innovations,  Inc.
(formerly  EPL  Ventures  Corp.)


We have audited the accompanying consolidated balance sheet of Industrial Rubber Innovations, Inc. (formerly EPL Ventures Corp.) as at October 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from November 19, 1998 to October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Rubber Innovations, Inc. (formerly EPL Ventures Corp.) as at October 31, 1999 and the results of its operations, changes in stockholders' equity and its cash flows for the period from November 19, 1998 to October 31, 1999, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Industrial Rubber Innovations, Inc. (formerly EPL Ventures Corp.) will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Davidson  &  Company



Vancouver, Canada                                          Chartered Accountants
January  10,  2000

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
CONSOLIDATED  BALANCE  SHEET
AS  AT  OCTOBER  31,  1999
=============================================================================






ASSETS

CURRENT
   Cash                                          $     5,327
   Accounts receivable                                42,062
   Subscriptions receivable                           35,000
   Inventory                                         104,250
                                                ------------

   Total current assets                              186,639

CAPITAL ASSETS (Note 5)                               40,024

NOTE RECEIVABLE (Note 6)                             117,800
                                                ------------

TOTAL ASSETS                                     $   344,463
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
   Accounts payable and accrued liabilities      $   126,549
   Note payable (Note 7)                              50,000
                                                 ------------

   Total current liabilities                         176,549
                                                 ------------

STOCKHOLDERS' EQUITY
   Capital stock (Note 11)
     Authorized
      50,000,000 common shares with a par value
      of $0.001
        5,000,000 preferred shares with a par
         value of $0.001
     Issued and outstanding
        7,530,227 common shares with a par value
         of $0.001                                     7,530
    Additional paid-in capital                     1,393,706
    Share subscriptions received (Note 17)            60,000
    Deficit                                       (1,293,322)
                                                 ------------
                                                     167,914
                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   344,463
==================================================================================



COMMITMENTS  (Note  14)

ON  BEHALF  OF  THE  BOARD:



----------------------------   Director

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
CONSOLIDATED  STATEMENT  OF  OPERATIONS
PERIOD  FROM  NOVEMBER  19,  1998  TO  OCTOBER  31,  1999
===============================================================================





SALES                                                           $    93,437

COST OF GOODS SOLD                                                   73,718
                                                                ------------

                                                                     19,719
                                                                ------------

OPERATING EXPENSES
 Accounting and legal fees                                          177,952
 Amortization                                                         5,166
 Automobile expenses                                                 33,988
 Bank charges                                                         4,364
 Consulting fees                                                     68,590
 Foreign exchange gain                                                 (385)
 Insurance                                                           21,791
 Management fees                                                     75,052
 Office expenses                                                     33,062
 Product packaging                                                   10,732
 Rent                                                                24,088
 Salaries and wages                                                 109,911
 Supplies                                                             4,750
 Telephone and utilities                                             21,335
 Travel and entertainment                                            77,945
                                                                ------------

                                                                    668,341
                                                                ------------

OTHER ITEM
 Write-down of note receivable and investment                      (682,200)
                                                                ------------

LOSS BEFORE EXTRAORDINARY ITEM                                   (1,330,822)

EXTRAORDINARY ITEM
 Gain on settlement of debt (Note 8)                                 37,500
                                                                ------------

LOSS FOR THE PERIOD                                             $(1,293,322)
==================================================================================

BASIC AND DILUTED LOSS PER SHARE BEFORE EXTRAORDINARY ITEM      $     (0.30)

EXTRAORDINARY ITEM                                                     0.01
                                                                ------------

BASIC AND DILUTED LOSS PER SHARE                                $     (0.29)
==================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING     4,455,256

The accompanying notes are an integral part of these consolidated financial statements.
                                    F-4

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
=============================================================================





                                                                                    Share                    Total
                                               Common Stock           Additional     Sub-                    Stock-
                                                                       Paid-in     scriptions                holders'
                                          Shares         Amount        Capital      Received   Deficit       Equity




Balance, November 19, 1998                        -    $       -      $        -   $       -  $         -   $         -

Capital stock of Industrial Rubber
 Innovations Inc. (Nevada)

 issued for cash                              3,800             4            -           -            -             4

Capital stock of  Industrial Rubber

 Innovations Inc. (Nevada)                   (3,800)           (4)           -           -            -            (4)

Capital stock of  Industrial Rubber
 Innovations Inc.

 April 25, 1999                           3,444,000             -            -           -            -             -

Capital stock issued pursuant to the
 acquisition of Industrial Rubber
 Innovations Inc. (Nevada)
 (Note 9)                                 3,800,000         3,800    1,193,846           -            -     1,197,646

Adjustment for par value                          -         3,444       (3,444)          -            -             -

Capital stock issued for
 legal services                              30,000            30       37,560           -            -        37,590

Capital stock issued for cash               256,227           256      165,744           -            -       166,000

Share subscriptions received                      -             -            -      60,000            -        60,000

Loss for the period                               -             -            -           -   (1,293,322)   (1,293,322)
                                       -------------  ------------  -----------  ---------  ------------  ------------

Balance, October 31, 1999                 7,530,227   $     7,530   $1,393,706   $  60,000  $(1,293,322)  $   167,914
=======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
PERIOD  FROM  NOVEMBER  19,  1998  TO  OCTOBER  31,  1999
======================================================================






CASH FLOWS FROM OPERATING ACTIVITIES
 Loss for the period                             $(1,293,322)
 Items not involving an outlay of cash:
   Amortization                                        5,166
   Issuance of shares for legal services              37,590
   Write-down of note receivable and investment      682,200

 Changes in non-cash working capital items:
   Increase in accounts receivable                   (42,062)
   Increase in inventory                            (104,250)
   Increase in accounts payable                       80,121
   Increase in loan payable                           50,000
                                                 ------------

 Net cash used in operating activities              (584,557)
                                                 ------------


CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from subscriptions receivable              406,000
 Share subscriptions received                         60,000
 Issuance of common stock                            166,000
                                                 ------------

 Net cash provided by financing activities           632,000
                                                 ------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of capital assets                          (45,190)
 Acquisition of cash on purchase of subsidiary         3,074
                                                 ------------

 Net cash used in investing activities               (42,116)
                                                 ------------


CHANGE IN CASH FOR THE PERIOD                          5,327


CASH, BEGINNING OF PERIOD                                  -
                                                 ------------


CASH, END OF PERIOD                              $     5,327
=========================================================================

SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT  TO  CASH  FLOWS  (Note  12)

 The accompanying notes are an integral part of these consolidated financial
   Statements.

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
OCTOBER  31,  1999
========================================================================


1.     HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     The Company was organized on August 7, 1986, under the laws of the State of Florida as Henry Winkler, Inc.

     On October 21, 1997, the name of the Company was changed to EPL Ventures Corp.

     Effective April 26, 1999, the Company acquired all of the issued and outstanding common stock of Industrial Rubber Innovations, Inc. ("IRI (Nevada)"). IRI (Nevada) was organized on November 19, 1998, under the laws of the State of Nevada, and is in the business of selling specialty synthetic rubber mold products.

     Concurrent with this acquisition, the Company changed its name to Industrial Rubber Innovations, Inc. ("IRI").

2.     BASIS  OF  PRESENTATION

     These financial statements contain the financial statements of IRI (Nevada) and IRI presented on a consolidated basis. On April 26, 1999, IRI acquired all of the issued and outstanding share capital of IRI (Nevada) by issuing 3,800,000 common shares (Note 9). As a result of the share exchange, control of the combined companies passed to the former shareholders of IRI (Nevada). This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of IRI (Nevada). Recapitalization accounting results in consolidated financial statements being issued under the name of IRI, but are considered a continuation of IRI (Nevada). As a result, the financial statements presented represent the consolidated financial position of the above Companies as at October 31, 1999 and the results of operations and changes in cash flows of IRI (Nevada) for the period from November 19, 1998 to October 31, 1999 and the results of operations and changes in cash flows of IRI from its deemed date of acquisition during the period. The number of shares outstanding at October 31, 1999 as presented are those of IRI

3.     GOING  CONCERN

     The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has minimal sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through private placements.
================================================================================

                                                                    October  31,
                                                                           1999
-------------------------------------------------------------------------------

Deficit                                                          $  (1,293,322)
Working  capital                                                        10,090
==============================================================================

4.     SIGNIFICANT  ACCOUNTING  POLICIES

     USE  OF  ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
OCTOBER  31,  1999
===============================================================================


4.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

       PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements include Industrial Rubber Innovations, Inc. (Nevada), which was incorporated on November 19, 1998, and Industrial Rubber Innovations, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

     LOSS  PER  SHARE

     Loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Due to the Company's simple capital structure and with only common stock outstanding, only the basic loss per share is presented. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

     INVENTORY

     Inventory  is  valued  at  the  lower  of  cost  and  net realizable value.

     CAPITAL  ASSETS

     Capital assets are recorded at cost. Amortization is provided over the estimated useful life of the asset using the following methods:

Computer  equipment                              5  year  straight-line

Machinery  and  equipment                       10  year  straight-line

     INVESTMENT

     Under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, the Company's investments are classified into available-for-sale or trading securities categories stated at their fair values. The fair market value of marketable equity securities is determined through published market value quotations, obtained for the day of the valuation. Any unrealized holdings gains or losses are to be reported as a separate component of shareholders' equity until realized for available-for-sale securities, and included in earnings for trading securities. All of the Company's equity securities at October 31, 1999 were classified as available-for-sale securities.

     REVENUE  RECOGNITION

     Revenue is derived from the sales of speciality synthetic rubber molded products and compounds. Revenue from sales is recognized when the goods are shipped and collectibility is reasonably assured.

     INCOME  TAXES

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
OCTOBER  31,  1999
===============================================================================

4.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

     STOCK-BASED  COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. As the Company does not currently have any stock options outstanding, there is no impact on the financial statements.

     COMPREHENSIVE  INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of October 31, 1999.

     ACCOUNTING  FOR  DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, FASB issued SFAS 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     REPORTING  ON  COSTS  OF  START-UP  ACTIVITIES

     In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 during the current period. The Company's adoption of SOP 98-5 has no impact on its financial statements.

     FINANCIAL  INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable, note receivable, accounts payable and accrued liabilities, and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.


5.     CAPITAL  ASSETS
===============================================================================

                                        Accumulated     Net  Book
                               Cost     Amortization     Value
------------------------------------------------------------------------------

Computer  equipment          $  6,471     $  1,294     $  5,177
Machinery  and  equipment      38,719        3,872       34,847
                              -------       ------      -------

                            $  45,190     $  5,166     $  40,024
===============================================================================

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
OCTOBER  31,  1999
===============================================================================

6.     NOTE  RECEIVABLE

     On January 16, 1998, the Company entered into an agreement with Savant Biomedical, Inc. ("Savant") to acquire 10,000,000 shares of Savant for a cash payment of $5,000,000. The Company only paid $850,000 and pursuant to the terms of the agreement the Company was issued 850,000 shares of Savant. During the year ended 1998, the Company issued 720,000 of its shares for total proceeds of $180,000 to an unrelated party. Subsequent to issuing the shares, the third party satisfied its obligation to the Company through the assignment of a note in the amount of $180,000 from Savant. The debenture was non-interest bearing and had no stated terms of repayment. On March 29, 1999, the Company entered into an agreement with Co-Victory Capital Ltd. ("Co-Victory") to sell all of its investment in Savant as well as the $180,000 note receivable for total proceeds of $800,000. This agreement was subsequently amended on July 22, 1999. On July 29, 1999, an Escrow Agreement was entered into in which Co-Victory and various other parties, transferred their investment of 1,519,000 shares of the Company to an escrow agent, who is responsible for the sale of these shares on behalf of Co-Victory and the various other parties. The proceeds from the sale of the shares by the escrow agent will comprise the total proceeds to be received by the Company from the sale of its investment in Savant and the debenture receivable. As at October 31, 1999 the Company has written-off its investment in the shares of Savant, resulting in an unrealized holding loss of $850,000 and has written-down its investment in the debenture receivable to $117,800 resulting in an unrealized holding loss of $62,200, based on the estimated proceeds from the sale of the shares of the Company by the escrow agent.

7.     NOTE  PAYABLE

     The note payable in the amount of $50,000 is non-interest bearing and repayable on or before September 30, 2000.

     The note can be converted into common shares of the Company on terms and conditions no less beneficial to the Payee than the terms and conditions of any other debt conversion and any third party.

8.     LOAN  PAYABLE

     The Company entered into a Loan Agreement dated January 18, 1999, whereby the Company is obligated to pay $37,500 plus interest at a rate of 20% per annum by May 19, 1999.

     During the period, the loan was settled by the issuance of 300,000 warrants entitling the holder to acquire 300,000 shares of common stock of the Company at a price of $0.75 per share. No value was attributed to the warrants by the Company due to the going concern risks associated with investing in a company with a limited operating history.

     In addition, a shareholder of the Company gave 100,000 free trading shares to the creditor as part of the settlement. As a result, a gain on settlement of debt in the amount of $37,500 was recognized during the period.

9.     BUSINESS  COMBINATION

     On April 26, 1999, IRI acquired all of the issued and outstanding share capital of IRI (Nevada). As consideration, IRI issued 3,800,000 common shares and 2,000,000 warrants. Legally, IRI is the parent of IRI (Nevada). However, as a result of the share exchange described above, control of the combined companies passed to the new shareholders of IRI. This type of share exchange, has been accounted for as a capital transaction accompanied by a recapitalization of IRI rather than a business combination. Accordingly, the net assets of IRI (Nevada) are included in the balance sheet at book values, with the net assets of IRI recorded at fair market value at the date of acquisition. The revenues and expenses and assets and liabilities reflected in the financial statements prior to the date of acquisition are those of IRI (Nevada). Revenue and expenses or assets and liabilities incurred subsequent to the date of acquisition include the amounts of IRI.

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
OCTOBER  31,  1999
============================================================================

9.     BUSINESS  COMBINATION  (cont'd  )

     The cost of an acquisition should be based on the fair value of the consideration given, except where the fair value of the consideration given is not clearly evident. In such a case, the fair value of the net assets acquired is used.

     At April 26, 1999, IRI was inactive with a thin market for its shares, making it impossible to estimate the actual market value of the 3,800,000 common shares. In addition, the Company has not assigned a value to the warrants issued, due to the going concern risks associated with investing in a company with a limited operating history. Therefore, the cost of the acquisition, $1,197,646, has been determined by the fair value of IRI's net assets.

     The  total  purchase  price  of  $1,197,646  was  allocated  as  follows:

Cash                                             $  3,074
Investment                                        800,000
Share  subscriptions  receivable                  441,000
Accounts  payable  and  accrued  liabilities      (46,428)
                                                 --------

                                             $  1,197,646
                                              ============


10.     WARRANTS

     As at October 31, 1999, the Company has the following outstanding warrants:

a) 2,000,000 warrants entitling the holders to acquire common shares of the Company. One half of the warrants are exercisable at an exercise price of $0.50 per common share and the balance shall be exercisable at an exercise price of $0.75 per common share until May 12, 2001.

b) 300,000 warrants enabling the holders to acquire common shares of the Company at a price of $0.75 per share until May 21, 2000.

c) 9,333 warrants enabling the holder to acquire common shares of the Company at a price of $0.75 per share until June 1, 2000.


11.     CAPITAL  STOCK

a) On April 26, 1999, the Company implemented a 5:1 reverse stock split. The consolidated statements of changes in stockholders equity has been restated to give retroactive recognition of the reverse stock split. All references to number of shares and per share amounts of common shares have been restated to reflect the reverse stock split.

b) On August 14, 1986,the Company issued 200,000 (1,000,000 pre-reverse stock split shares) common shares for total proceeds of $5,000.

c) In connection with a private offering of securities which was made by the Company in January 1998, the Company sold an aggregate of 440,000 units (2,200,000 pre reverse stock split units) under Rule 504 of Regulation D of the Securities Act of 1933. Each unit contained .20 shares of common stock (one pre reverse stock split) and .20 (one pre reverse stock split) warrant. The warrants were exercisable for a period of one year from the date of issuance at a price of $0.20 ($1.00 pre reverse stock split) per share. Each unit was sold at a price of $1.25 ($0.25 pre reverse stock split) for total proceeds of $550,000.

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
OCTOBER  31,  1999
===============================================================================



11.     CAPITAL  STOCK

d) In February of 1998 the Company issued 100,000 common shares ( 500,000 pre reverse stock split) as part of an exercise of warrants for net proceeds of $500,000.

e) In May of 1998, the Company issued 4,000 common shares (20,000 pre reverse stock split) as part of an exercise of warrants for net proceeds of $20,000.

f) In April of 1999 the Company issued 2,700,000 common shares at a price of $0.20 per share as part of a private placement under Rule 504 of Regulation D for total proceeds of $540,000.

g) On April 26, 1999, the Company issued 3,800,000 common shares to the shareholders of Industrial Rubber Innovations, Inc. (Nevada) in exchange for all of its outstanding common shares (Note 9).

h) The Company issued 256,227 common shares for total cash proceeds of $166,000.

i) Issued 30,000 common shares at a deemed value of $37,950 for legal services.


12.     SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT  TO  CASH  FLOWS
================================================================================

                                                                    October  31,
                                                                           1999
--------------------------------------------------------------------------------

Cash paid during the period for interest                               $  -
Cash paid during the period for income taxes                              -
===============================================================================
     The following non-cash transactions occurred during the period from November 19, 1998 to October 31, 1999:

a) The Company issued 3,800,000 shares of common stock of the Company at a deemed value of $1,197,646 to acquire 100% of the outstanding shares of Industrial Rubber Innovations, Inc. (Nevada).

b) Issued 30,000 common shares at a deemed value of $37,590 for legal services.


13.     RELATED  PARTY  TRANSACTIONS

     The Company entered into the following transactions with related parties during the period:

a) Paid or accrued consulting fees of $60,232 to directors, former directors, officers, and a relative of a director.

b) Paid or accrued management fees of $75,050 to a director and a former director.


14.     COMMITMENTS

a) The Company entered into five two-year Employment Agreements with directors and an officer of the Company. Each director and officer will be paid an annual salary of $60,000. These agreements may be terminated by either party after the first year and would be subject to one year's compensation as severance.

INDUSTRIAL  RUBBER  INNOVATIONS,  INC.
(formerly  EPL  Ventures  Corp.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
OCTOBER  31,  1999
===============================================================================

14.     COMMITMENTS

b) The Company entered into a five-year lease agreement dated June 3, 1999 beginning September 1, 1999, whereby the Company has minimum lease payments as follows:

2000     $  102,000
====     ==========
2001      105,300
2002      108,456
2003      111,708
2004      115,068


15.     INCOME  TAXES

     The  Company's  total  deferred  tax  asset  is  as  follows:
================================================================================

                                                                    October  31,
                                                                           1999
-------------------------------------------------------------------------------

Net  operating  loss  carryforward                                  $  195,559
Valuation  allowance                                                  (195,559)
                                                                      ---------

                                                                    $        -
================================================================================
     The Company has a net operating loss carryforward of approximately $611,122 which expires between the years 2018 and 2019. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


16.     UNCERTAINTY  DUE  TO  THE  YEAR  2000  ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.


17.     SUBSEQUENT  EVENT

     The Company issued 70,000 shares under Rule 506 in respect of the $60,000 share subscriptions received.

                               EPL VENTURES CORP.


                              FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


                                 MARCH 31, 1999

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of EPL Ventures Corp.
(A  Development  Stage  Company)


We have audited the balance sheets of EPL Ventures Corp. as at March 31, 1999 and October 31, 1998 and the statements of operations, changes in shareholders' equity and cash flows for the five month period ended March 31, 1999, the year ended October 31, 1998 and the period from incorporation on August 7, 1986 to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EPL Ventures Corp. as at March 31, 1999 and October 31, 1998 and the results of its operations and its cash flows for the five month period ended March 31, 1999, the year ended October 31, 1998 and the period from incorporation on August 7, 1986 to March 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that EPL Ventures Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The audited financial statements as at October 31, 1997 and for the ten month period ended October 31, 1997 were examined by another auditor who expressed an opinion without reservation on those statements in his report dated November 6, 1997.



/s/  Davidson  &  Company


Vancouver, Canada                                        Chartered Accountants

May  27,  1999

EPL  VENTURES  CORP.
(A  Development  Stage  Company)
BALANCE  SHEETS
=============================================================================


                                                            March 31,    October 31,
                                                                 1999           1998
                                                           -----------  -------------



ASSETS


CASH                                                       $        -   $        158

INVESTMENT (Note 4)                                           800,000        800,000

DUE FROM INDUSTRIAL RUBBER INNOVATIONS INC.                    58,500              -
                                                           -----------  -------------

                                                           $  858,500   $    800,158
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT
 Bank indebtedness                                         $       23   $          -
 Accounts payable and accrued liabilities                     108,931         80,424
                                                           -----------  -------------

                                                              108,954         80,424
                                                           -----------  -------------

SHAREHOLDERS' EQUITY
 Capital stock
   Authorized
     50,000,000 common shares with a par value of $0.001

   Issued and outstanding
     October 31, 1997 - 1,000,000 common shares with a
                 par value of $0.001
     March 31, 1999 - 3,720,000 common shares with              3,720          3,720
                 a par value of $0.001
 Share subscriptions received                                  58,500              -
 Additional paid-in capital                                 1,071,280      1,071,280
 Deficit accumulated during the development stage            (383,954)      (355,266)
                                                           -----------  -------------

                                                              749,546        719,734
                                                           -----------  -------------


                                                           $  858,500   $    800,158
=========================================================================================


ON  BEHALF  OF  THE  BOARD:




----------------------------     Director



   The accompanying notes are an integral part of these financial statements.

EPL  VENTURES  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS

==============================================================================



                                      Cumulative
                                     Amounts from
                                     Incorporation
                                     on August 7,     Five Month       Ten Month
                                        1986 to     Period Ended      Year Ended     Period Ended
                                       March 31,      March 31,        October 31,    October 31,
                                          1999           1999            1998            1997
------------------------------------------------------------------------------------------------------



EXPENSES
 Accounting and legal fees                   38,645          1,431          37,214         -
 Administrative fees                         19,000              -          19,000         -
 Bank and interest charges                    3,080          1,279           1,801         -
 Consulting fees                             59,842         20,700          39,142         -
 Filing fees                                    697              -             697         -
 Foreign exchange                             2,291            (78)          2,369         -
 Office expenses                             16,139          3,158           6,161     1,820
 Travel and entertainment                     7,010          1,341           5,669         -
 Telephone                                    7,250            857           6,393         -
                                     ---------------  -------------  --------------  --------

                                           (153,954)       (28,688)       (118,446)   (1,820)

OTHER ITEM
 Write-down of investments (Note 4)        (230,000)             -        (230,000)        -
                                     ---------------  -------------  --------------  --------

LOSS FOR THE PERIOD                  $     (383,954)  $    (28,688)  $    (348,446)  $(1,820)
==============================================================================================

LOSS PER SHARE                                        $    (0.01)    $      (0.14) $ (0.0018)
==============================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING                             3,720,000      2,501,849  1,000,000
===============================================================================================

   The accompanying notes are an integral part of these financial statements.

EPL  VENTURES  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY
==============================================================================





                                                                                                       Deficit
                                                                                                      Accumulated
                                                        Additional                                     During the
                               Common Stock             Paid-in     Share Subscriptions Received     Development
                             --------------------                   -----------------------------        Stage
                            Shares        Amount        Capital                Shares        Amount                 Total

-------------------------------------------------------------------------------------------------------------------------------


Balance, December 31,
 1995                             10,000  $     1,000   $              4,000             -   $     -   $  (5,000)  $        -

Loss for the year                      -            -                      -             -         -           -            -
                            ------------  ------------  ---------------------  ------------  --------  ----------  -----------

Balance, December 31,
 1996                             10,000        1,000                  4,000             -         -      (5,000)           -

On June 23, 1997,
 changed from $0.10

 par value to $0.001 par
   value                               -         (990)                   990             -         -           -            -

On June 23, 1997, forward
   stock

   split 100:1                   990,000          990                   (990)            -         -           -            -

Loss for the period                    -            -                      -             -         -      (1,820)      (1,820)
                            ------------  ------------  ---------------------  ------------  --------  ----------  -----------

Balance, October 31, 1997      1,000,000        1,000                  4,000        (6,820)   (1,820)

Shares issued for cash         2,720,000        2,720              1,067,280             -         -           -    1,070,000

Loss for the year                      -            -                      -             -         -    (348,446)    (348,446)
                            ------------  ------------  ---------------------  ------------  --------  ----------  -----------

Balance, October 31, 1998      3,720,000        3,720              1,071,280             -         -    (355,266)     719,734

Loss for the period                    -            -                      -             -         -     (28,688)     (28,688)

Shares subscription
 received (net of
 issuance costs)                       -            -                      -             -    58,500           -       58,500
                            ------------  ------------  ---------------------  ------------  --------  ----------  -----------

Balance, March 31, 1999        3,720,000  $     3,720   $          1,071,280             -   $58,500   $(383,954)  $  749,546
===============================================================================================================================

 The accompanying notes are an integral part of these financial statements.

EPL  VENTURES  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
==============================================================================



                                                    Cumulative
                                                    Amounts from
                                                    Incorporation
                                                    on August 7,     Five Month      Ten Month
                                                         1986 to    Period Ended     Year Ended     Period Ended
                                                        March 31,     March 31,     October 31,    October 31,
                                                            1999        1999            1998           1997
                                                    ---------------  -------------  --------------  --------



CASH FLOWS FROM OPERATING ACTIVITIES
 Loss for the period                                $     (383,954)  $    (28,688)  $    (348,446)  $(1,820)
 Item not involving an outlay of cash:
   Write-down of investments                               230,000              -         230,000         -

 Increase in accounts payable                              108,931         28,507          78,604     1,820
                                                    ---------------  -------------  --------------  --------

 Net cash used in operating activities                     (45,023)          (181)        (39,842)        -
                                                    ---------------  -------------  --------------  --------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                                1,075,000              -       1,070,000         -
                                                    ---------------  -------------  --------------  --------


CASH FLOWS FROM INVESTING ACTIVITIES
 Investment                                             (1,030,000)             -      (1,030,000)        -
                                                    ---------------  -------------  --------------  --------


CHANGE IN CASH (BANK INDEBTEDNESS) FOR THE PERIOD              (23)          (181)            158         -


CASH (BANK INDEBTEDNESS), BEGINNING OF PERIOD                    -            158               -         -
                                                    ---------------  -------------  --------------  --------


CASH (BANK INDEBTEDNESS), END OF PERIOD             $          (23)  $        (23)  $         158   $     -
===============================================================================================================
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

 Cash paid during the period for interest           $            -   $          -   $           -   $     -
 Cash paid during the period for income taxes                    -              -               -         -
===============================================================================================================

THERE WERE NO NON-CASH TRANSACTIONS FOR THE PERIODS ENDED MARCH 31, 1999, OCTOBER 31, 1998 AND OCTOBER 31, 1997.


   The accompanying notes are an integral part of these financial statements.

EPL  VENTURES  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
MARCH  31,  1999
==========================================================================



1.     HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     The Company was organized August 7, 1986, under the laws of the State of Florida as Henry Winkler, Inc. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On August 14, 1986, the Company issued 10,000 shares of its $0.10 par value common stock for $5,000.

     On June 23, 1997, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 10,000 common shares, $0.10 par value, to 50,000,000 common shares, $0.001 par value.

     Effective June 23, 1997, the Board of Directors approved a forward stock split of 100:1. Thus increasing the number of common shares outstanding from 10,000 common shares to 1,000,000 common shares.

     On October 21, 1997, the name of the Company was changed to EPL Ventures Corp.


2.     GOING  CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.
===============================================================================

                                                March  31,      October  31,
                                                   1999            1998
                                                  -----            -----

Deficit  accumulated  during  the
 development  stage                              $  (383,954)     $ (355,266)
Working  capital  deficiency                        (108,954)        (80,266)


3.     SIGNIFICANT  ACCOUNTING  POLICIES

     INVESTMENTS

     In May 1993, the Financial Accounting Standards Board issued Statement No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, which is effective for years beginning after December 15, 1993. Under SFAS 115, the Company's investments are classified into available-for-sale or trading securities categories stated at their fair values. The fair market value of securities is determined through published market value quotations, obtained for the day of the valuation. Any unrealized holding gains or losses are to be reported as a separate component of shareholder's equity until realized for available-for-sale securities, and included in earnings for trading securities.

     ACCOUNTING  FOR  DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

     In June 1998, the Financial Accounting standards Board issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting an reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

EPL  VENTURES  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
MARCH  31,  1999
==============================================================================



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

     REPORTING  ON  COSTS  OF  START-UP  ACTIVITIES

     In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company has not yet determined the effect that the adoption of this statement will have on its financial statements.

     LOSS  PER  SHARE

     Loss per share is based on the weighted average number of common shares outstanding during the peirod.

     COMPARATIVE  FIGURES

     Certain comparative figures have been adjusted to conform to the current year's presentation.


4.     INVESTMENTS

     During the year, the Company invested $850,000 in common shares of Savant Biomedical Inc. ("Savant"). In addition, the Company holds a note from Savant in the amount of $180,000. During the year, the Company wrote-down its investment by the amount of $230,000 due to a permanent decline in its market value, the amount of which has been included in the statement of operations.


5.     SUBSEQUENT  EVENTS

a) The Company issued 13,500,000 common shares in connection with a private placement offering at a price of $0.04 per common share, for proceeds totaling $540,000.

b) Effective April 26, 1999 the Company acquired all of the issued and outstanding share capital of Industrial Rubber Innovations Inc ("IRI"). As consideration, the Company issued 3,800,000 common shares of the Company. Immediately prior to the acquisition, the Company implemented a five for one reverse stock split, resulting in a total of 3,444,000 common shares outstanding. Post-acquisition number of shares outstanding totaled 7,244,000 common shares. As part of the acquisition agreement, the Company also issued warrants to acquire 2,000,000 common shares of the Company to the IRI shareholders.

     Legally, the Company is the parent of IRI. However, as a result of the share exchange described above, control of the combined companies passed to the former shareholders of IRI. This type of share exchange, referred to as a "reverse acquisition", deems IRI to be the acquiror for accounting purposes. Accordingly, the net assets of the IRI will be included in the balance sheet at book values and the deemed acquisition of the Company will be accounted for by the purchase method with the net assets of the Company recorded at fair market value at the date of acquisition.

          At April 26, 1999, the Company was inactive with a thin market for its shares, making it impossible to estimate the actual market value of the 3,800,000 common shares. Therefore, the cost of the acquisition will be determined by the fair value of the Company's net assets.

EPL  VENTURES  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
MARCH  31,  1999
=============================================================================



5.     SUBSEQUENT  EVENTS  (cont'd  )

c)     The  Company changed its name to Industrial Rubber Innovations, Inc.

d) The Company entered into five two-year Employment Agreements with directors and an officer of the Company. Each director and officer will be paid an annual salary of $60,000. These agreements may be terminated by either party after the first year and would be subject to one year's compensation as severance.